Form 10-Q
period 2008-12-31
CHARTER CORPORATE SERVICES, INC.
filed 2009-05-06
CIK 1450088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 333-155432

CHARTER CORPORATE SERVICES, INC.
(Name of Small Business Issuer in its charter)

COLORADO	26-3302685
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3050 E. Chevy Chase Drive, Glendale, CA 91206
(Address of principal executive offices)

(818) 434 8327
Issuer’s telephone number

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2008 the issuer had 1,500,000 shares of common stock, without par value, issued and outstanding.

CHARTER CORPORATE SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company’s unaudited financial statements for the first quarter ended December 31, 2008 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending September 30, 2009.

Item 1. Financial Statements

CHARTER CORPORATE SERVICES, INC.
 BALANCE SHEET
AS OF DECEMBER 31, 2008
(Unaudited)

	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
ASSETS

Cash	$1,450	$-

TOTAL ASSETS	$1,450	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable and accrued expenses	45	2,507
Loan Payable – Related Party	$4,518	$850

TOTAL LIABILITIES	4,563	3,357

STOCKHOLDERS' DEFICIT	(3,103)

Preferred stock, no par value; 50,000,000 shares authorized,		-
none outstanding		-
Common stock, no par value,100,000,000 shares authorized,		-
1,500,000 shares issued and outstanding
Additional paid-in capital	75,000	-
Deficit accumulated during the development stage	(3,113)	(3,357)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(3,113)	(3,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$(1,450)	$-

The accompanying notes are integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
STATEMENTS OF OPERATIONS
DECEMBER 31, 2008
(Unaudited)

	Quarter Ended
	December 31,
	2008	2007

Revenues	$0	$-

General and administrative expenses	1,171	-

Professional Fees	3,047

Interest	45	-

Operating loss	(4,263)	-

Provision for income taxes	-	-

Net loss	$(4,263)	$-

Basic and diluted loss per share	$(0.003	$(0.000)

Weighted average number of
common shares outstanding
(Basic and diluted)	1,500,000	1,500,000

The accompanying notes are integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
 STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008
(Unaudited)

	Quarter Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss) for Quarter	$(4,263)	$-
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in Assets and Liabilities	-	-
Increase in Accounts Payable	-	-
Cash Provided (Used) by Operations	(4,263)	-

NET CASH USED BY INVESTING ACTIVITIES	0	-

CASH PROVIDED BY INVESTING ACTIVITIES	0	-

NET CASH PROVIDED BY FINANCING ACTIVITIES:

Proceeds of Loan	4,563	-
Repayment of Loan	0	-

CASH USED FOR FINANCING ACTIVITIES	4,563	-

NET INCREASE (DECREASE) IN CASH	300	-

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	1,050	-

CASH AND EQUIVALENTS – END OF PERIOD	$1,450	$-

SUPPLEMENTAL DISCLOSURES:

Interest Paid	$0	$-
Income Tax Paid	$0	$-

The accompanying notes are integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMER 31, 2008
(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUTNING POLICIES

Organization and Line of Business

Charter Corporate Services, Inc. was incorporated in the state of Colorado on September 24, 2002. From that date to June 16, 2008, the Company was a wholly owned subsidiary of Great American Assets, Inc. when it was spun out as a separated enterprise. The Company is a Development Stage Enterprise as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7, whereby (1) planned operations have not commenced or (2) operations have commenced but revenues have not been realized. The Company intends to provide document forming and electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934 and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as EDGAR.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2008 the Company had operating losses, and had not begun operations. The continuation of the Company is dependent upon a cash injection, improved economic conditions, as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

The Company has valued the fair price of its stock based upon the price used to issue stock in a private placement at $0.05 per share. The Company issued 1,340,000 shares, to the shareholders of the former parent for consideration of the spin off and has valued the shares at $0.05 and recognized an expense of $67,000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.

Advertising Costs

These costs are expensed as incurred. During the periods there was no advertising expense.

Income Taxes

The Company has operating losses of $4,263 and can carry forward that loss for 15 years. Deferred tax assets have not been established as it is more likely than not that the future benefit will not be realized.

Earnings Per share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 2- COMMON STOCK TRANSACTIONS

The company has issued 1,500,000 shares of stock .The Company issued160,000 shares for cash of $8,000 and 1,340,000 as consideration to the shareholders of the former parent valued at $0.05 per share for an expense of $67,000.

NOTE 3- COMMITMENTS AND CONTINGENCIES

The Company is provided by its majority stockholder with an unsecured line of credit of $30,000 with interest at 4% per annum. The line of credit matures on August 16, 2010. At December 31, 2008, the Company has drawn down $4,518 of this loan.

NOTE 4- CAPITAL STRUCTURE DISCLOSURES

The Company is authorized to issue 50,000,000 shares of preferred stock without no par value. No preferred stock has been issued.

The Company is authorized to issue 100,000,000 shares of common stock without par value. There are 1,500,000 shares of common stock issued and outstanding.

Stock Options, Warrants and Other Rights

There are 1,500,000 Class A Redeemable Common Stock Warrants issued and outstanding. Each warrant evidences the right to purchase one share of common stock at $0.10 per share, during the period commencing September 10, 2008 and expiring September 10, 2010. Other than as set forth herein, there are no options to purchase the Company’s securities outstanding.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the unaudited Financial Statements included in this report.

Special Note Regarding Forward-Looking Statements

We may, in discussions of our future plans, objectives and expected performance in periodic reports filed by us with the Securities and Exchange Commission, (or documents incorporated by reference therein) and in written and oral presentations made by us, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or Section 21E of the Securities Act of 1933, as amended (the “Securities Act ”). When used in this Quarterly report on Form 10-Q, the words “anticipate”, “believe”, “estimated”, “expect” and other similar expressions as they relate to our management or us, are intended to identify such forward looking statements.  Such projections and forward-looking statements are based on assumptions, which we believe are reasonable but are, by their nature, inherently uncertain. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) our inability to obtain sufficient capital to fund ongoing obligations and continue as a going concern; (ii) our ability to carry out our operating strategy; and (iii) other factors, including those discussed below. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

A. Management’s Discussion

Charter Corporate Services, Inc. (“CCS” or the “Company”) was incorporated in the State of Colorado on September 24, 2002. From inception until recently, we did not conduct business or generate revenues. Our plan of operations is to provide electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934 and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as “EDGAR.” We have not conducted market research into the likelihood of success of our proposed operations.

We have very limited capital resources with which to conduct operations. On January 21, 2009, our auditors issued a “going concern” opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. We believe that this opinion is, in part, based on the fact that we have minimal operating capital and have incurred losses to date. Our business expenses are being financed by an unsecured line of credit provided by our majority stockholder. There is no assurance that such funding will continue in the future. We intend to raise additional capital from unaffiliated third parties to implement our business plan. If we are not able to obtain such funds, we will be unable to commence operations. In this event management may recommend our liquidation and dissolution. If liquidation and dissolution were to occur, there will be a total loss of shareholder funds.

We currently have a single director and officer, Patrick C. Brooks.  This individual allocates time to CCS on as needed basis but probable not more than 20 hours per week, on average.

Our mailing address of our principal executive offices is located at 3050 E. Chevy Chase Drive, Glendale, CA 91206. Our telephone number is (818) 434- 8327 and our fax number is (818) 246 3291.

Charter Corporate Services, Inc.’s fiscal year end is September 31.

During the three months ended December 31, 2008, the Company generated no revenues while incurring losses of $4,263.

Liquidity and Capital Resources

As of December 31, 2008, the Company had limited working capital of $1,450 in cash. We are substantially dependent on the financial support of our majority stockholder, Omega Financial, Inc. (“Omega”). Omega has provided us with an unsecured line of credit of up to $30,000. We have allocated the proceeds of this line of credit to defray the expenses incurred in the filing of a registration statement on Form S-1 as well as the expenses of complying with the periodic reporting requirements of the Securities Exchange Act of 1934, for a period of one year.

This line of credit is provided to us at an interest rate of 4% per annum and matures 24 months from the date on which the Line of Credit Agreement was executed, August 16, 2008. If the financing provided by Omega proves to be insufficient to accomplish our intended purposes or, if we are unable to obtain further additional funding, we may be unable to comply with the reporting requirements of the Securities Act of 1934. Our ability to report our operating results on a timely and accurate basis could be impaired.

CCS has limited capital resources from which to operate.  Without the realization of a meaningful capital infusion from unaffiliated third parties, the Company will not be able to commence operations or continue as a going concern.  The Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B. Plan of Operation

Our plan of operations is to provide electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934 and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as “EDGAR.” We have not conducted market research into the likelihood of success of our proposed operations.

We will not be able to implement our business plan until the Company raises additional capital through public or private debt or the sale of equity. Such financing may not be available. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. No assurance can be given that such financing will be available or, if available, that it will be on terms satisfactory to us. If we are unable to obtain financing we will not be able to commence operations and may suspend or cease operations. In this event, there will be a total loss of stockholder funds.

CCS management does not expect to incur research and development costs.

CCS currently does not own any significant plant or equipment that it would seek to sell in the near future.

CCS management does not anticipate the need to hire employees over the next 12 months; with the possible exception of administrative support should business develop of a sufficient nature to necessitate such expenditure. Currently, CCS believes the services provided by its officers and directors appear sufficient at this time. CCS believes that its operations are currently on a small scale that is controllable by the present management.

CCS has not paid any expenses for or on behalf of any director. Additionally, CCS believes that this policy shall not change materially.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As of December 31, 2008, CCS did not generate any revenues or conduct any activities outside the U.S. and, therefore, has no exposure to foreign currency exchange risks.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of our invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Based on their most recent review, which was completed within ninety days of the filing of this report, CCS’s Officers have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by CCS in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to CCS’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in CCS’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no known legal proceedings pending or threatened against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits required by Item 601 of Regulation S-B

    31.1 Certification of Chief Executive Officer, and Chief Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

    32.1 Certification of Chief Executive Officer, and Chief Accounting Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

      (b)  Reports filed on Form 8-K

    During the period ended December 31, 2008, the registrant did not file any Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHARTER CORPORATE SERVICES, INC.

By:	/s/ Patrick C. Brooks
Patrick C. Brooks
Director, President & Chief Executive Officer
Dated: May 4, 2009

By:	/s/ Patrick C. Brooks
Patrick C. Brooks
Chief Financial Officer and Principal Accounting Officer
Dated: May 4, 2009

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C.
SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Patrick C. Brooks, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Charter Corporate Services, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my  knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
I have disclosed, based on, my most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 4, 2009

By:	/s/ Patrick C. Brooks
Patrick C. Brooks
Chief Executive Officer
Chief Financial Officer and
Principal Accounting Officer

 Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

I, Patrick C. Brooks, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 (the “Form 10-Q”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q, fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: May 4, 2009

By:	/s/ Patrick C. Brooks
Patrick C. Brooks
Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer