Form 10-Q/A
period 2009-03-31
CHARTER CORPORATE SERVICES, INC.
filed 2009-08-24
CIK 1450088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009 the issuer had 1,500,000 shares of common stock, without par value, issued and outstanding.

CHARTER CORPORATE SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company’s unaudited financial statements for the second quarter ended March 31, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending September 30, 2009.

Item 1. Financial Statements

CHARTER CORPORATE SERVICES, INC.
 BALANCE SHEET
AS OF MARCH 31, 2009
(Unaudited)

	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
ASSETS

Cash	$452	$-

TOTAL ASSETS	$452	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	140	2,507

Loan Payable – Related Party	$9,531	$850

TOTAL LIABILITIES	9,671	3,357

STOCKHOLDERS' DEFICIT

Preferred stock, no par value; 50,000,000 shares authorized,		-
none outstanding		-
Common stock, no par value,100,000,000 shares authorized,		-
1,500,000 shares issued and outstanding
Additional paid-in capital	75,000	-
Deficit accumulated during the development stage	(9,219)	(3,357)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,219)	(3,357)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$452	$-

The accompanying notes are integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
STATEMENTS OF OPERATIONS
MARCH 31, 2009
(Unaudited)

	Quarter Ended
	March 31,
	2009		2008

Revenues		$0	$-

General and administrative expenses		1,422	-

Professional Fees		4,589

Interest		95	-

Operating loss		(6,016)	-

Provision for income taxes		0	-
		(6,016)
Net loss	$		$-

Basic and diluted loss per share		$(0.004)	$(0.000)

Weighted average number of
common shares outstanding
(Basic and diluted)		1,500,000	1,500,000

The accompanying notes are integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
 STATEMENTS OF CASH FLOWS
MARCH 31, 2009
(Unaudited)

	Quarter Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Profit (Loss) for Quarter	$(6,016)	$-
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in Assets and Liabilities	0	-
Increase in Accounts Payable	95	-
Cash Provided (Used) by Operations	(6,016)	-

NET CASH USED BY INVESTING ACTIVITIES	0	-

CASH PROVIDED BY INVESTING ACTIVITIES	0	-

NET CASH PROVIDED BY FINANCING ACTIVITIES:

Proceeds of Loan	5,013	-
Repayment of Loan		-

CASH USED FOR FINANCING ACTIVITIES	5,013	-

NET INCREASE (DECREASE) IN CASH	(998)	-

CASH AND EQUIVALENTS – BEGINNING OF PERIOD	1,450	-

CASH AND EQUIVALENTS – END OF PERIOD	$452	$-

SUPPLEMENTAL DISCLOSURES:

Interest Paid	$0	$-
Income Tax Paid	$0	$-

The accompanying notes are integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
MARSH 31, 2009
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

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2009 the Company had operating losses, and had not begun operations. The continuation of the Company is dependent upon a cash injection, improved economic conditions, as well as becoming profitable.

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

Income Taxes

The Company has operating losses of $6,106 and can carry forward that loss for 15 years. Deferred tax assets have not been established as it is more likely than not that the future benefit will not be realized.

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

NOTE 3-COMMITMENTS AND CONTINGENCIES

The Company is provided by its majority stockholder with an unsecured line of credit of $30,000 with interest at 4% per annum. The line of credit matures on August 16, 2010. At March 31, 2009, the Company has drawn down $9,531 of this loan.

NOTE 4—CAPITAL STRUCTURE DISCLOSURES

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

Charter Corporate Services, Inc.’s fiscal year end is September 31.

During the three months ended March 31, 2009, the Company generated no revenues while incurring losses of $6,106.

Liquidity and Capital Resources

As of March 31, 2009, the Company had limited working capital of $452 in cash. We are substantially dependent on the financial support of our majority stockholder, Omega Financial, Inc. (“Omega”). Omega has provided us with an unsecured line of credit of up to $30,000. We have allocated the proceeds of this line of credit to defray the expenses incurred in the filing of a registration statement on Form S-1 as well as the expenses of complying with the periodic reporting requirements of the Securities Exchange Act of 1934, for a period of one year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As of March 31, 2009, CCS did not generate any revenues or conduct any activities outside the U.S. and, therefore, has no exposure to foreign currency exchange risks.

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

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-B

31.1 Certification of Chief Executive Officer, and Chief Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, and Chief Accounting Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(b)  Reports filed on Form 8-K

During the period ended March 31, 2009, the registrant did not file any Reports on Form 8-K.

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