Form 10-Q
period 2009-06-30
CHARTER CORPORATE SERVICES, INC.
filed 2009-09-01
CIK 1450088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 333-155432

CHARTER CORPORATE SERVICES, INC.
(Name of Small Business Issuer in its charter)

COLORADO	26-3302685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 E. Chevy Chase Drive, Glendale, CA 91206
(Address of principal executive offices)

(818) 434 8327
___________________________
Issuer’s telephone number

_________________________________
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
Yes ☒  No☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2009 the issuer had 1,500,000 shares of common stock, without par value, issued and outstanding.

CHARTER CORPORATE SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL

The Company’s unaudited financial statements for the third quarter ended June 30, 2009 are included with this Form 10-Q. The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results of operations that may be expected for the year ending September 30, 2009.

Item 1. Financial Statements

CHARTER CORPORATE SERVICES, INC.
 BALANCE SHEET
AS OF JUNE 30, 2009
(Unaudited)

Totals in Dollars June 30, 2009
ASSETS
Current Assets
Cash	$31.99
Total Cash	31.99
TOTAL ASSETS	$31.99
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Loan Payable- Related Party	9,531.00
Intererst Payable to Related Party	23.83
TOTAL LIABILITIES	9,555
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 50,000,000 shares authorized, none noutstanding
Common stock, no par value, 100,000,000 shares authorized,
1,500,000 shares issued and outstanding
Additional paid-in-capital	75,000.00
Net Period Income	(1,273.83)
Deficit accumulated during the development stage	(83,249.01)
TOTAL STOCKHOLDERS' EQUITY	(9,523)
TOTAL LIABILITIES AND EQUITY	$31.99

The accompanying notes are integral part of financial statements

CHARTER CORPORATE SERVICES, INC.
STATEMENTS OF OPERATIONS
APRIL 1, THROUGH JUNE 30, 2009
(Unaudited)

Totals in Dollars April to June 2009
Revenues:
Operating Income	$0.00
Total Operating Revenue	0.00
Expenses:
Accrued interest	23.83
Professional Fees	1,250.00
Total Expenses of Operations:	1,273.83
Net Income/Loss:	(1,273.83)
Basic and diluted income/loss per share	(0.000849)
Weighted average number of common shares
outstanding ( Basic and Diluted)	1,500,000

The accompanying notes are integral part of financial statement

CHARTER CORPORATE SERVICES, INC.
 STATEMENTS OF CASH FLOWS
JUNE 30, 2009
(Unaudited)

Totals in Dollars June 30, 2009
Operating Activities:
Net Income	$(1,274)
Adjustments to Reconcile Net Income:
Net Changes in Accounts Payable	(140.00)
Net Changes in Cash Due to Operating Activities:	$(1,414)
Financing Activities:
Net Changes in Loans to/from the Shareholders	993.82
Net Changes in Cash Due to Financing Activities:	$993.82

Net Changes in Cash During the Period	(420.01)
Cash at Beginning of the Period:	452.00
Cash at the End of the Period:	31.99

The accompanying notes are integral part of financial statement

CHARTER CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUTNING POLICIES

Organization and Line of Business

Charter Corporate Services, Inc. was incorporated in the state of Colorado in September 2002. From that date to June 16, 2008 the company was a wholly owned subsidiary of Great American Assets, Inc. when it was spun out as a separated enterprise. The Company is a Development Stage Enterprise as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7, whereby (1.) planned operations have not commenced or (2.) operations have commenced and revenue has not been realized. The Company intends to provide document forming and electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934 and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as EDGAR.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2009 the Company had operating losses, and no real business.  The continuation of the Company is dependent upon improved economic conditions, financial support, as well as becoming profitable.

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

The Company has valued the fair price of its stock based upon the price used to raise money of $0.05 per share. The Company has issued 1,340,000 shares, to the shareholders of the former parent for consideration of the spin off and has valued the shares at $0.05 and recognized an expense of $67,000 which is shown in the statement of operations.

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

NOTE 2- COMMON STOCK TRANSACTIONS

The company has issued 1,500,000 shares of stock 160,000 shares for cash of $8,000 and 1,340,000 as consideration to the shareholders of the former parent valued at $0.05 per share for an expense of $67,000.

NOTE 3-COMMITMENTS AND CONTINGENCIES

The Company through its majority stockholder has provided the Company with an unsecured line of credit of $30,000 with interest at 4% per annum. The line of credit matures on August 16, 2010. At June 30, 2009, drawings against the line of credit and accrued interest totaled $9,955.

NOTE 4—CAPITAL STRUCTURE DISCLOSURES

The Company is authorized to issue 50,000,000 shares of preferred stock without no par value. No preferred stock has been issued.

The Company is authorized to issue 100,000,000 shares of common stock without par value. There are 1,500,000 shares of common stock issued and outstanding.

Stock Options, Warrants and Other Rights

There are 1,500,000 Class A Redeemable Common Stock Warrants issued and outstanding. Each warrant evidences the right to purchase one share of common stock at $0.10 per share, during the period commencing September 10, 2008 and expiring September 10, 2010. Other than as set forth herein, there are no options to purchase our securities outstanding.

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

We have very limited capital resources with which to conduct operations. Our auditors have issued a “going concern” opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months. We believe that this opinion is, in part, based on the fact that we have minimal operating capital and have incurred losses to date. Our business expenses are being financed by an unsecured line of credit provided by our majority stockholder. There is no assurance that such funding will continue in the future. We intend to raise additional capital from unaffiliated third parties to implement our business plan. If we are not able to obtain such funds, we will be unable to commence operations. In this event management may recommend our liquidation and dissolution. If liquidation and dissolution were to occur, there will be a total loss of shareholder funds.

We currently have a single director and officer, Patrick C. Brooks.  This individual allocates time and to CCS on as needed basis.

Our mailing address of our principal executive offices is located at 3050 E. Chevy Chase Drive, Glendale, CA 91206. Our telephone number is (818) 434 8327 and our fax number is (818) 246 3291.

Charter Corporate Services, Inc.’s fiscal year end is September 30.

During the three months ended June 30, 2009, the Company generated no revenues while incurring expenses of $1,273.

Liquidity and Capital Resources

As of June 30, 2009, the Company had limited working capital of $31.99 in cash. We are substantially dependent on the financial support of our majority stockholder, Omega Financial, Inc. (“Omega”). Omega has provided us with an unsecured line of credit of up to $30,000. We have allocated the proceeds of this line of credit to defray the expenses incurred in the filing of a registration statement on Form S-1 as well as the expenses of complying with the periodic reporting requirements of the Securities Exchange Act of 1934, for a period of one year.

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

CCS has limited capital resources from which to operate.  Without the realization of a significant capital infusion from unaffiliated third parties, the Company will not be able to commence operations or continue as a going concern.  The Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

As of June 30, 2009, CCS did not generate any revenues or conduct any activities outside the U.S. and therefore has no exposure to foreign currency exchange risks.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits required by Item 601 of Regulation S-B

31.1 Certification of Chief Executive Officer, and Chief Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer, and Chief Accounting Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

        (b)  Reports filed on Form 8-K

During the period ended June 30, 2009, the registrant did not file any Reports on Form 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CHARTER CORPORATE SERVICES, INC.

By:	/s/ Patrick C. Brooks
Patrick C. Brooks
Director, President & Chief Executive Officer
Dated: August 24, 2009

By:	/s/ Patrick C. Brooks
Patrick C. Brooks
Chief Financial Officer and Principal Accounting Officer
Dated: August 24, 2009