Form 10-K
period 2009-09-30
CHARTER CORPORATE SERVICES, INC.
filed 2009-12-30
CIK 1450088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 333-155432

CHARTER CORPORATE SERVICES INC.
(Exact name of registrant as specified in its charter)

COLORADO	26-3302685
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3050 E. Chevy Chase Drive, Glendale, CA 91206
(Address of principal executive offices)

(818) 434 5244
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, without par value

Common Stock, Without Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	[Do not check if a smaller
Smaller reporting company ☒			reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average and asked price of such common equity, as of September 30, 2009, $6,750.

As of September 30, 2009 there were 1,500,000 shares of common stock, without par value, of the registrant outstanding.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charter Corporate Services, Inc.,

Dated: December 1, 2009	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, President and Principal Executive Officer

Dated: December 1, 2009	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, Chief Executive Officer, Principal Accounting Officer and Secretary

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Dated: December 1, 2009	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, President and Principal Executive Officer

Dated: December 1, 2009	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, Chief Executive Officer, Principal Accounting Officer and Secretary