Form 10-K/A
period 2009-09-30
CHARTER CORPORATE SERVICES, INC.
filed 2010-03-03
CIK 1450088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer [Do not check if a smaller reporting company]	☐	Smaller reporting company	☒

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

CHARTER CORPORATE SERVICES, INC.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

When used in this report on Form 10-K (this “Report”), the words “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” continues,” “intend,” “seek” and other expressions that convey uncertainty of future events or outcomes are intended to identify “forward-looking statements.” We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report. While forward-looking statements represent our management’s best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs, and failure to establish relationships with and capitalize upon access to new customers. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS

General

We are a Colorado corporation organized on September 24, 2002 as Montrose Funding, Inc. In August 2008, we amended our Articles of Incorporation to change our corporate name to Charter Corporate Services, Inc. From the date of organization until August 2008 we did not conduct operations or generate revenues. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, since we have a specific business plan or purpose.

Plan of Operation

We plan to conduct business providing document formatting and electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and Securities Exchange Act of 1934, and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as “EDGAR.”

We have very limited capital resources with which to conduct operations. We have nominal capital and our business expenses are being financed by an unsecured line of credit provided by our majority stockholder. This line of credit is in the amount of $30,000 and matures 24 months from the date on which the Loan Agreement was executed, August 16, 2008. As of September 30, 2009, we have drawn down $9,368 of the line of credit. There is no assurance that we will be able to meet our obligations to repay drawings and accrued interest under the line of credit when due.

We intend to raise additional capital from unaffiliated third parties to implement our business plan. Despite the strenuous efforts of Management, to date, we have not been successful in raising capital. If we are not able to obtain such funds, we will be unable to commence operations. In this event Management may recommend our liquidation and dissolution. If this were to occur, there will be a total loss of stockholder funds.

The SEC requires filers or their agents to file most disclosure information in an electronic format through EDGAR rather than by historical paper filing. Since the implementation of this requirement and through EDGAR, filings are submitted in an electronic format. More recently, they are being submitted in HTML (hypertext markup language), the language used to create website documents. This HTML formatting aids the SEC’s analysis of the document and enhances the ease with which the document may be retrieved by the public through the SEC’s website. Files in an electronic format are usually sent to the SEC by direct telecommunications; they may also be delivered on data CD’s. Essentially, EDGAR allows companies and others to file, and the public to retrieve, disclosure information electronically, primarily through the SEC’s EDGAR archive found at http://www.sec.gov.

Utilizing licensed software, our intended business is to format and convert documents produced in standard word processing and other computer formats to the EDGAR format, assemble these documents on behalf of clients, and file them electronically with the SEC.

Converting documents to EDGAR for SEC filings can be readily accomplished with the use of the software, EDGARwiz™, developed by Advanced Computer Innovations, Inc. Running under Windows 2007, XP, 2000, NT, Me, 98 or 95, this software program automatically converts documents produced in MS Word, Excel, PowerPoint, WordPerfect, and MS Works to EDGAR formatting.  No special document preparation or subsequent editing is needed. The converted files encounter no validation errors and are ready to be attached to an EDGAR submission and sent to the SEC. Industry sources are of the opinion that EDGARwiz™ software is the most efficient and cost-effective aid for the formatting of documents for EDGAR filings.

About the Securities and Exchange Commission

The SEC was established in 1933 to oversee the public market for securities and implement the provisions of the Securities Act of 1933. Since its inception, the SEC has promulgated regulations for public companies on the predicate of full disclosure of material facts and circumstances. We are not affiliated with the United States Securities and Exchange Commission.

Industry Background

Public companies and or individuals subject to the mandates of the Securities Act of 1933 and Securities Exchange Act of 1934 are required to file certain reports with the SEC. Initially, these filings were submitted on paper and available only in print. In the 1970s, the SEC contracted with an outside business to create and distribute microfiche copies of filings to designated SEC public reference rooms. Copies of these documents were available only by photocopying, through service bureaus such as Disclosure, Inc.

The SEC recognized the inefficiency and inconvenience of this method of public access as well as the need to make corporate and financial information readily available to an increasingly sophisticated investment community. Thus began the development of an electronic disclosure system in 1983.

By the Fall of 1984, a pilot system was started for beta test filing with the Divisions of Corporate Finance and of Investment Management. On July 15, 1992, the operational EDGAR system was made available to certain filers on a voluntary basis.

On February 23, 1993, the SEC issued four releases adopting rules, on an interim basis. These rules required that most documents processed by the Division of Corporate Finance and the Division of Investment Management be filed electronically. These releases contained phased-in schedules to bring filers onto the EDGAR system, a process that began on April 26, 1993.

In December, 1993, the SEC evaluated EDGAR’s performance over its first six-month test period. The results were positive, and SEC staff recommended full implementation.

In May of 1996, the SEC required that certain entities and persons submit such filings electronically. Paper filings for most forms were no longer permissible. Today, the EDGAR database has become the repository of corporate information filed with the SEC.

In May of 1999, the EDGAR system began accepting official documents in HTML.  At the same time, the SEC began accepting unofficial documents in PDF (portable document format).  PDF  creates a common look for files, both on-screen and in print, regardless of the type of computer or printer used, and without the need for specialized software. This innovation was intended to make the EDGAR system more user friendly, and made it possible for filers to supply documents to EDGAR – and therefore the public – as they originally appeared, with all stylistic and graphic content.

On August 19, 2008, the Securities and Exchange Commission announced proposed changes to its EDGAR system.  The announcement stated the SEC’s intention to phase out the EDGAR system and replace it with a new system termed IDEA, an acronym for Interactive Data Electronic Applications. The proposed new reporting system will be “ …. [b]ased on a completely new architecture being built from the ground up, it will at first supplement and then eventually replace the EDGAR system.”  (SEC press release dated August 19, 2008”). The new system is slated to be introduced early in 2009. While it is unclear what impact the IDEA reporting system will have on our operations, the adoption of IDEA could result in a decrease in the demand for the services we propose to offer. It could even render our business model obsolete. If the demand for our proposed business were to decrease or, if our business model is rendered obsolete, this would materially and negatively affect our business. We have no contingency plans to become engaged in any other business should our business model be rendered obsolete by the SEC’s introduction of IDEA.

Our Market

The securities of most public companies are quoted and traded on either a national securities exchange, such as the New York Stock Exchange, the American Stock Exchange, regional stock exchanges or securities electronic exchanges such as NASDAQ and the FINRA OTC Bulletin Board. At a minimum, each public company must file, through the SEC’s EDGAR system, an annual report on Form 10-K and three quarterly reports on Form 10-Q. Most companies make substantially more filings because of registration statements, reorganizations, mergers and acquisitions, name changes, proxy statements, material events of importance to security holders and a variety of other reasons as required by the federal securities statutes. Company directors and officers as well as large and/or “control” stockholders are required to make certain filings upon the occurrence of specified events.

The marketplace for electronic filings is significant and highly fragmented. Our goal is to capture a small portion of the marketplace for these services. We aim to do so by offering a service that is of exceptional quality and at a price point that is highly competitive.

Future Growth Strategy

To build a client base, we plan to hire independent contractors, commensurate with our workload requirements, to assist us in providing the EDGAR filing services. As of the date hereof, we have not had any contact or discussions with and there are no present plans, proposals, arrangements or understandings with any independent contractor. The independent contractors duties, terms of engagement, responsibilities, compensation and provisions for payment shall be set forth in a work order or the independent contractor agreement, to be prepared by counsel.

Our Services

We intend to be a full-service EDGAR filing service provider to public companies and individuals required to file with the SEC. The scope of our work is expected to include, but not be limited to, the following:

1.
Filing for EDGAR access codes: Before filers can use the EDGAR system, they must be registered on the EDGAR system as filers. We will assist our clients in submitting their application to the SEC EDGAR office for registration and thereafter communicating filing codes and the like to the client. Conversion of documents to EDGAR acceptable format: Most documents are created utilizing the more popular word processing software such as, Microsoft Word or Word Perfect. We will convert these documents from their original format to the EDGAR format in order to file on the EDGAR system.

2.
Client approval of the document to be filed with the SEC: After we have converted our clients document to the EDGAR format, we will forward by e-mail a proof copy and make any revisions or amendments required by the client.

3.	Electronic filing or transmission of the document on the EDGAR system: When the final proof has been approved, we will file it on behalf of the client.

Document Preparation and Filing Services

We intend to offer EDGAR filing services utilizing the traditional text filing format as well as HTML and PDF. We will strive for a 36 hour turnaround time for documents submitted to us by e-mail, diskette or any other digital format, and 72 hours for hard copy or hand-keyed documents.

Our services will include creating a new client account with us, ensuring that a client’s filings are “EDGAR-ready,” obtaining client approval of filing documents, making client edits, transmitting filing documents utilizing the EDGAR system, and forwarding final filing documents and SEC notifications of acceptance to our clients.

To make our clients filing “EDGAR-ready”, we shall convert word processing documents which were prepared by the client into text, html and/or PDF formats. Additionally, we will insert required information, such as submission header and document data. The documents will then be run through computer-based validation programs, such as EDGARLink, a software program provided for filers and their agents by the SEC, to check certain required information and conformity to the EDGAR format.
Upon client approval of a final draft, complete with all required information, we will test file the document. Upon written authorization from the client, the document will be filed live on EDGAR. We will require that written authorizations are provided to us at least two hours before the document is to be filed or transmitted live on EDGAR. Shortly after a document is filed or transmitted, the SEC confirms its acceptance of the document via e-mail. This confirmation is sent directly to us and we shall forward such confirmation to our clients, by e-mail, fax or otherwise.

We believe that most documents will be delivered to us from our clients via e-mail or computer disk. We do not propose to accept filings submitted in paper format. We will not be providing typing services or editing services beyond corrections explicitly requested by our clients. We will not offer any form of legal or accounting advice.

Our fee schedule will be based upon the number of pages being filed, the number of tables or other graphics included, the number and types of formats involved, and the deadlines imposed by the filer.

Distribution and Marketing Plan

We do not have any customers. To build our customer base, we will implement a direct mail campaign using a database of publicly held companies generated using various criteria (trading exchange, revenues, etc.). Additionally, we will market to law and accounting firms specializing in securities practices. We will also undertake an e-mail campaign soliciting business.

Initially, we will focus our marketing efforts on the smaller public companies with limited filing needs. We will also focus on those companies which would benefit from outsourcing their filing requirements. As we grow, hire and train personnel and can benefit from certain economies of scale, we will target a broader swatch of the public company marketplace, offering them an opportunity to outsource their EDGAR filing needs.

Because of the nature of our business and the improvements in technology, we do not foresee geographical barriers to our market. Most of our business can be conducted by mail, fax or e-mail.

We do not believe that our operations will be influenced by seasonal factors. However, for many public companies, the fiscal year coincides with the calendar year. As a result, we believe that a greater percentage of our business will occur around the deadlines set forth by the SEC for companies filing on a calendar year-end basis. Such deadlines are forty-five days after the end of each quarter, and ninety days after a company’s year-end. There can be no assurance that we will be able to execute our marketing plan successfully.

Sources and Availability of Raw Materials

We are a service business. We do not use raw materials and are not dependent upon suppliers.

Customer Base

As of the date hereof, we have no customers. If we are not able to establish a customer base and generate revenues in the future, we will not be profitable.

Current Operations and Administrative Systems

We are provided by our sole director and officer with an office suite of approximately 300 square feet on a month-to-month basis at no cost. We consider our office space arrangement adequate at the present time and will reassess our needs based on the future growth prospects. This agreement was not concluded at arm’s length.

Research and Development Activities

Although our industry relies on the technical knowledge of computers and software, our operations will not require research and development in the traditional sense.

Intellectual Property

Other than our logo, we do not have any trademarks, patents, licenses, royalty agreements or other proprietary interest. We own the domain name, www.chartercorporate.com.  The web-site that will be constructed to inhabit that URL will be a work of authorship owned by the company.

Competitive Business Conditions

Many filers or issuers file disclosure reports, prospectuses, registration statements, and other documents with the SEC utilizing in-house personnel. We will be competing in this segment of the market by offering savings in cost, time and logistics to such companies.

Other filers utilize the services of law firms or outside EDGAR filing service providers who provide services similar to those we propose. We will compete with this segment of the market by providing outstanding service, prompt turnaround, and a competitive cost structure.

A majority of our competition comes from law firms and outside EDGAR filing service providers who have substantially greater experience, financial and other resources than we do. Additionally, there is no assurance that we will be able to respond favorably to competitive pressures from these competitors.
We may also face additional competition in the future as new technologies increase the simplicity with which filings can be made, thereby making it more difficult for us to achieve cost savings and other benefits for a client base and potential customers.

The barriers to entry into our industry are minimal and may result in continued competitive pressures.  This too could have unfavorable effects on our financial performance.

Governmental Regulations Issues

Operating as an EDGAR filing service, we are not subject to any industry specific governmental regulations. We do not foresee the imposition of any future governmental regulations that would materially impact our business. We could be wrong.

Employees

As of the date hereof, we have no employees. In the future, and from time to time, we expect to employ independent contractors to support our development, technical, marketing, sales, support and administrative functions. Competition for qualified personnel in our industry is severe. Our future success will depend in part on our ability to attract, hire or acquire, train and retain qualified employees.

Insurance

We do not maintain any insurance relating to our business or operations.

ITEM 1A.  RISK FACTORS

Not applicable as the Company is a smaller reporting Company.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any property. Our business office is located at 3050 E. Chevy Chase Drive, Glendale, CA 91206. Our sole director and officer has provided us with shared office space of approximately 300 square feet and the use of administrative and technological services and secretarial support at no cost. We consider our office space arrangement adequate at the present time and will reassess our needs based on the future growth prospects. This agreement was not concluded at arm’s length.

ITEM 3.  LEGAL PROCEEDINGS

We are not the subject of any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fiscal year ended September 30, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s Common Stock is quoted on the Over-the-Counter Bulletin Board.

Any investor who purchases the Company’s Common Stock is not likely to find any liquid trading market for the Common Stock and there can be no assurance that any liquid trading market will develop.

The following table reflects the high and low closing quotations of the Company’s Common Stock for the fiscal year ended September 30, 2009.

Year Ended Sept. 30, 2009	High	Low

First quarter	N/A	N/A
Second quarter	0.05	0.05
Third quarter	$0.05	$0.05
Fourth quarter	$0.05	$0.05

There has never been a public trading market for any of the Company’s securities other than its Common Stock.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, of which 1,500,000 shares are issued and outstanding. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;

*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock. Our Board of Directors has the authority, without further action by the stockholders, to issue shares of preferred Stock in one or more series and to designate the rights, preferences, privileges and restrictions of each series. The issuance of preferred stock could have the effect of restricting dividends on the Common Stock, diluting the voting power of the common stock, impairing the liquidation rights of the Common stock or delaying or preventing our change of control without further action by our stockholders. There are no shares of Preferred stock outstanding nor is there in effect any resolution of Board with respect to the issuance of such shares.

Warrants

There are 1,500,000 Class A Redeemable Common Stock Warrants issued and outstanding. Each warrant evidences the right to purchase one share of common stock at $0.10 per share, during the period commencing on September 10, 2008 and expiring on September 10, 2010. Of the 2,625,000 shares being registered in this Offering, 1,500,000 shares pertain to the shares issuable upon the exercise of the aforesaid warrants. We will receive the proceeds from the exercise of the warrants, up to a maximum of $150,000, if all of the warrants are exercised. There is no assurance that any warrants will be exercised.

We may call the warrants at any time prior to their exercise, with a notice of call in writing to the warrantholders of record, giving a 30 day notice of such call. The call price is $0.001 per warrant. Any warrant so called and neither exercised nor tendered back to us by the end of the date specified in the notice shall expire and be void.

Provision is made in the warrants for adjustment of the price and number of shares of common stock for purchase in order to protect the holders thereof against dilution in the event of stock dividend, stock split, reclassification, reorganization, consolidation or merger. Holders of the warrants, as such, will not have voting, dividend or other rights of stockholders unless and until their warrants have been duly exercised and received by us. Thereafter, their rights shall be proportionate to their common stock holdings.

Control by Management

Omega Financial, Inc. (“Omega”) is our largest stockholder and an affiliate. They hold 87.1% of our issued and outstanding shares of common stock. Omega is wholly owned by the Brooks Family Trust. Our sole director and officer, Patrick C. Brooks, has contractual voting rights with respect to the shares owned by Omega. Mr. Brooks is neither a trustee nor a beneficiary of the Brooks Family Trust. By virtue of his position, Mr. Brooks may be deemed to be the beneficial owner of these shares. He disclaims beneficial ownership of these shares. As beneficial owner of these shares, Mr. Brooks has the ability to influence control of our operations and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of our articles of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Mr. Brooks will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

Dividends

Since inception, we have not declared or paid any dividends to stockholders. The declaration of any future  dividends will be at the discretion of our Board of Directors and will depend on our earnings, if any, capital requirements and financial position, the general economic conditions, and other pertinent conditions. Our present intention not to pay any dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans.

Equity Compensation Plan Information

No compensation has been paid and no stock options granted to our directors and officers during the fiscal year.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Holders

As of September 31, 2009, there were 39 stockholders of record.

Stock Transfer Agent

The transfer agent for our common stock is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034 and their telephone number is (469) 633 0101.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and similar expressions as they relate to the Company’s management or the Company are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

MANAGEMENT’S PLAN OF OPERATION

Our plan of operation is to provide document formatting and electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and Securities Exchange Act of 1934, and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as “EDGAR.”

We do not have capital sufficient to meet our expected cash requirements, therefore, we will have to seek loans or equity placements.

Despite the strenuous efforts by Management, no commitments to provide additional funds have been made by any investors or stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to cover our expenses as they may be incurred.

We will need additional capital to support our proposed future development. We have no revenues. We have no committed source for any funds as of the date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or income, and could fail in business as a result of these uncertainties.

We have budgeted $20,000 for the fiscal year ending September 30, 2010. These funds are allocated to the following: complying with the periodic reporting requirements of the Securities Exchange Act of 1934; administrative expenses to be used for indirect expenses to maintain the daily operation of the business, such as travel expenses, stationary and postage expenses, printing expenses and web site development.

RESULTS OF OPERATIONS

Year ended September 30, 2009 compared to the year ended September 30, 2008

During the years ended September 30, 2009 and 2008, we did not generate revenues and our expenses consisted primarily of legal costs, accounting, auditing fees and the concomitant costs associated with complying with the periodic requirements of the Securities and Exchange Act of 1934. Our losses were $10,386 in 2009 and $62,800 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of the date hereof, the Company has not generated any revenues from business activities as we are yet to commence operations.

As at September 30, 2009, we had cash on hand of $32. We are entirely dependent on the proceeds of a line of credit provided by our majority stockholder. This line of credit is in the amount of $30,000 and matures 24 months from the date on which the Loan Agreement was executed, August 16, 2008. As of September 30, 2009, we have drawn down $9,368 of the line of credit. There is no assurance that we will be able to meet our obligations to repay drawings and accrued interest under the line of credit when due.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for development of our website, marketing, sales and start up costs. We estimate these costs to be $75,000.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2009, the Company had no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company has elected to provide for deferred income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the tax effect of net operating loss carry-forwards. A valuation allowance has been provided as it is more likely than not that the deferred assets will not be realized.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued FASB 141 (revised 2007). This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. The Company has not yet determined what the effect will be, if any, on their financial statements.

The Financial Accounting Standards Board has issued FASB 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures, effective for the Company starting July 1, 2009. The Company has not yet determined what the effect will be, if any, on their financial statements.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” — permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements”.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
CHARTER COPORATE SERVICES, INC

We have audited the balance sheets of CHARTER COPORATE SERVICES, INC as at SEPTEMBER 30, 2009, the statements of earnings and deficit, stockholders’ deficiency and cash flows the year then ended and the period from inception September 24, 2002 to September 30, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The statements for the year ended September 30, 2008 were audited by other accountants and are included for comparison purposes only.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CHARTER COPORATE SERVICES, INC a development stage company, as of September 30, 2009 and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA
February 26, 2010

CHARTER CORPORATE SERVICES, INC.
BALANCE SHEETS

	For the years ended September 30,
	2009	2008
Assets
Current Assets:
Cash and Cash Equivalents	$32	1,050
Marketable Securities	-

Total Current Assets	32	1,050

Goodwill	-

Total Assets	$32	-1,050

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$-	-
Loan Payable-Related Party	9,368	-
Total Liabilities	9,368	-

Stockholders’ Equity (Deficit):
Preferred Stock, 50,000,000 authorized, 0 issued , no par value	-	-
Common Stock, 100,000,000 shares authorized, 1,500,000 shares issued and outstanding no par value	-	-

Additional Paid in Capital	75,000	75,000

Subscription Receivable	-
Deficit during the development stage	(84,336)	(73,950)
Total Stockholder’s Equity (Deficit)	(9,336)	1,050
Total Liabilities and Stockholders Equity	$32	1,050

The accompanying notes are an integral part of these financial statements.

CHARTER CORPROATE SERVICES, INC.
STATEMENT OF OPERATIONS

	For the years ended September 30,		From inception September 24, 2002 to September 30,
	2009	2008	2009
Revenues	$-	$-	$-

Expenses
Stock for Services		67,000	67,000
General & Administration	3,119
Professional Fees and Licensing costs	7,267	6,100	17,250

Total	10,386	73,100	84,250

Loss from Operations	(10,386)	(73,100)	(84,250)

Other Income (expense)	-	10,300	10,300

Net Profit (Loss)	$(10,386)	$(62,800)	$(73,950)

Profit (Loss) Per Share	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	1,500,000	1,500,000

The accompanying notes are an integral part of these financial statements

CHARTER CORPROATE SERVICES, INC.
Statements of Stockholders' Equity (Deficit)

	Common Stock		Subscription Receivable			Retained Earnings
	Shares	Amount		Amount	APIC	(Deficit)	Total
Balance, September 24, 2002	-	$-	-	$-	$-	$
Net loss	-	-	-	-	-	(10,550)	(10,550)
Balance, September 30, 2003	-	-	-	-	-	(10,550)	(10,550)
Net loss	-	-	-	-	-	(150)	(150)
Balance, September 30, 2004	-	-	-	-	-	(10,700)	(10,700)
Net loss	-	-	-	-	-	(150)	(150)
Balance, September 30, 2005	-	-	-	-	-	(10,850)	(10,850)
Net loss	-	-	-	-	-	(150)	(150)
Balance, September 30, 2006	-	-	-	-	-	(11,000)	(11,000)
Net loss	-	-	-	-	-	(150)	(150)
Balance, September 30, 2007	-	-	-	-	-	(11,150)	(11,150)
Stock issued for services	1,340,000	-	-	-	67,000	-	67,000
Stock issued for cash	160,000	-	-	-	8,000	-	8,000
Net loss	-	-	-	-	-	(62,800)	(62,800)
Balance, September 30, 2008	1,500,000	-	-	-	75,000	(73,950)	1,050
Net loss	-	-	-	-	-	(10,386)	(10,386)
Balance, September 30, 2009	1,500,000	$-	-	$-	$75,000	$(84,336)	$(9,336)

The accompanying notes are an integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
STATEMENT OF CASH FLOWS

	For the years ended September 30,		From Inception September 24, 2002 to September 30,
	2009	2008	2009
Cash Flows from Operating Activities:
Net Profit (Loss) for Year	$(10,386)	$(62,800)	$(84,336)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		67,000	67,000

Changes in Assets and Liabilities
Increase in Accounts Payable	9,368	(10,300)	9,368
Cash Provided (Used) By Operations	(1,018)	(6,100)	(7,968)

Net Cash Used by Investing Activities
Cash Provided by Investing Activities

Net Cash Provided by Financing Activities
Proceeds of Contribution	-	8,000	8,000
Repayment of loan	-	(850)
Cash Used for Financing Activities	-	7,150	8,000

Increase (Decrease) in Cash	(1,018)	1,050	8,000
Cash-Beginning	1,050	-	-
Cash-End	$432	$1,050	$32

Supplemental disclosures:
Income Taxes paid	$-	$-	$-
Interest Expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CHARTER CORPORATE SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUTNING POLICIES

Organization and Line of Business

Charter Corporate Services, Inc. was incorporated in the state of Colorado in September 2002. From that date to June 16, 2008 the company was a wholly owned subsidiary of Great American Assets, Inc. when it was spun out as a separated enterprise. The Company is a Development Stage Enterprise as defined by the Statement of Financial Accounting Standard (“SFAS”) No. 7, whereby 1. planned operations have not commenced or 2. operations have commenced and revenue has not been realized. The Company intends to provide document forming and electronic filing services to companies and others who are required to file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and 1934 and do so through the SEC’s electronic data gathering analysis and retrieval system, also known as EDGAR.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2009 the Company had operating losses, and no real business.  The continuation of the Company is dependent upon improved economic conditions, financial support, as well as becoming profitable.

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

The Company has valued the fair price of its stock based upon the price used to raise money of $0.05 per share. The Company has issued 1,340,000 shares, to the shareholders of the former parent for consideration of the spin off and has valued the shares at.$0.05 and recognized an expense of $67,000 which is shown in the statement of operations.

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

Advertising Costs

Theses costs are expensed as incurred. During the periods there was no advertising expense.

Income Taxes

The Company has operating losses of $84,336   and can carry forward that loss for 15 years. Deferred tax assets have not been established as it is more likely than not that the future benefit will not be realized.

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

NOTE 3-COMMITMENTS AND CONTINGENCIES

The Company thru its majority stockholder has provided the Company with an unsecured line of credit of $30,000 with interest at 4% per annum. The line of credit matures on August 16, 2010. At September 30, 2009 the company has drawn $9,368 upon the letter of credit.

NOTE 4-RELATED PARTY TRANSACTIONS

During the year ended September 30, 2008 the company repaid a related party loan of $850.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 15, 2009, the Company appointed Thomas J. Harris, registered independent public accountant, as auditor. The Company elected to switch accountants when it learned that the particular certified public accountant with whom the Company had previously worked had misrepresented his ongoing affiliation with the Company's prior accountants, Gruber & Company.  While there were no disagreements between the Company and Gruber & Company, LLC, the Company selected a new firm free of this history.

ITEM 9A (T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) on December 31, 2008, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. Accordingly, no corrective actions were required or undertaken.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal controls over financial reporting as of September 30, 2009. Based on the Company’s assessment, the Company concluded that its internal controls over financial reporting were effective as of September 30, 2009.

This annual report does not include an attestation report by the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only its management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table contains certain information with respect to the Company’s current directors and executive officers.

Name	Age	Position

Patrick C. Brooks	63	Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Board of Directors and Executive Officers

Our sole director is elected by the board of directors to a term of one year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The following sets forth certain biographical information pertaining to our directors and officers:

Patrick C. Brooks, Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer & Secretary

Mr. Brooks has served as Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer and Secretary since our inception in 2002. Since 2002, he has served as a director and officer of Ascot Funding, Inc., a reporting company. During the past five years Mr. Brooks has been primarily engaged in strategic planning for small businesses in an individual capacity and as a director and officer of Great American Assets, Inc., (“GAA”) a consulting and investment business. In his individual capacity and as an director and officer of GAA, he has been involved as a consultant in the areas of company formation and organization; capital structures and capital formation and the identification of capital sources; the preparation of financing packages for SBA loans, bank financing and private investor loans; assisting women-owned, minority-owned and other qualifying businesses apply for and successfully complete and receive various federal, state, city, and private sector certifications. Certification is a process designed to ensure that a business is actually owned, controlled, and operated by the applicant women, minority or other qualifying individuals. He has also advised on and recommended to GAA selected small business investments.

Additionally, Mr. Brooks serves as a director and or officer of several small businesses engaged in investing and Internet consumer marketing. These businesses include: Omega Financial, Inc., (“Omega”) a company holding the business interests of a family trust. Omega makes small investments in a limited selection of business opportunities. His responsibilities with Omega are primarily advisory in nature. He does not devote more than five hours per month to the activities of Omega. Henry Milbourne & Son, Limited and Blue Capri Limited are companies engaged in consumer retail ventures. Mr. Brooks serves as a director and officer of both of these companies. His duties are primarily advisory in nature as a consultant and administrative to a limited extent insofar as he may serve as an officer of the company. He does not devote more than four hours per week to either of these companies.

Mr. Brooks holds a BA in Business Administration from Ottawa University and MA in Law from Antioch University, Ohio. He obtained a post graduate Diploma in Personnel Management from Thames Valley University, England, and is a Graduate Member of the Institute of Personnel Management, England. Mr. Brooks pursued graduate studies in Business at Bradford University Business School, England and at Ottawa University.

Within the last five years:

1.
There have been no bankruptcy petitions filed by or against any business of which Mr. Brooks was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.	He has not been convicted in any criminal proceeding; nor is he the subject of any pending criminal proceeding.

3.
He has not been subjected to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

4.
He has not been found by any court of competent jurisdiction (in a civil action), the SEC, or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law (excepting situations where any such finding was later reversed, suspended or vacated).

Other than as set forth above, there are no other directors, executive officers or significant employees of the Company. There are no persons nominated to become directors of the Company.

Conflicts of Interests

Mr. Brooks will devote only a portion of his time to our affairs, estimated to be not more than 20 hours per week, on average. He pursues other business activities which occupy a portion of his time each week. In all likelihood, there will be occasions when the time requirements of our business will conflict with the demands of his other business activities. Such conflicts may require that we seek to employ additional personnel. We cannot assure you that we will be financially able to employ such persons, if required, or that such personnel will be available or that they can be employed on terms favorable to the Company.

We do not have an audit or compensation committee comprised of independent Directors. The functions that would have been performed by such committees are performed by our Board of Directors, and this consists of one person. Thus, there is a potential conflict of interest in that our Director has the authority to determine issues concerning management compensation - in essence his own compensation - as well as audit issues - which could involve his own conduct.

All ongoing and future transactions between us and our director and officer or his affiliates, including loans made to us by our director and officer and or his affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties.

We have not established a policy for determining how conflicts of interest would be resolved and we cannot assure you that any conflicts which may arise will be resolved in our favor.

Board Committees and Independence

Our board of directors has not established any committees. We have not, for instance, established an Audit Committee, a Compensation Committee, a Nominating Committee, or any other committee performing similar tasks. The functions of these committees are being undertaken by the entire board as a whole. Because we do not have any independent directors, our board of directors believes that the establishment of committees of the board would not provide any benefits to our company.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. Our director is not an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-B. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions.

Our board of directors is comprised of an individual who was integral to our formation and who is involved in our day to day operations. While we would prefer our director be an audit committee financial expert, the individual who has been key to our development has professional background in finance or accounting. As with most small, early stage companies, until such time as our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, we do not have any immediate prospects to attract independent directors. When we are able to expand our board of directors to include one or more independent directors, we intend to establish an Audit Committee of our board of directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert.

Director independence

We are not subject to the listing requirements of any national securities exchange or national securities association. As a result, currently, we are not required to have our board comprised of a majority of “independent directors.” In fact, at this time, we are not required to have any independent directors on our board.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics will be provided, without charge, on request to us.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish the Company with copies of all Section 16(a) forms they file. No s such reports were filed with the SEC or with us during the fiscal year ended September 30, 2009 and to the best of our knowledge and belief, no such filings were warranted.

ITEM 11.  EXECUTIVE COMPENSATION

Our sole director and officer has not received compensation for his services rendered in any capacity on our behalf during the years ended September 30, 2009 and 2008.

Director Compensation

We do not currently pay any fees to our directors, nor do we pay director’s expenses of attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information regarding the beneficial ownership of the Company’s common stock as of September 30, 2009, by the (i) named executive officers, (ii) all persons, including groups, known to the Company to own beneficially more than five percent (5%) of the outstanding common stock, and (iii) all current executive officers and directors as a group. A person (or group) is deemed to be a beneficial owner of common stock that can be acquired by such person or group within 60 days from September 30, 2009, upon the exercise of warrants, options or other rights exercisable for, or convertible into, common stock. As of September 30, 2009, there were a total of 1,500,000 shares of common stock outstanding and held by 39 stockholders of record.

Except as otherwise indicated, the address of each of the following persons is c/o Charter Corporate Services, Inc., 3050 E. Chevy Chase Drive, Glendale, California 91206:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percentage of Class (1)

Common Stock	Omega Financial, Inc. (2)	2,634,000 (1) (3)	87.1

Common Stock	All executive officers and directors as a group.	2,634,000 (1) (3)	87.1

(1)
Assumes 3,000,000 shares of common stock issued and outstanding. One-half of these shares have been issued and are in the hands of existing stockholders. The remaining half is issuable on the exercise of Class A Redeemable Common Stock Purchase Warrants (“Warrants”). For the purpose of this table, 1,317,000 shares of common stock are currently owned and 1,317,000 shares are issuable on the exercise of Warrants currently held by Omega Financial, Inc. (“Omega”). The shares of common stock underlying the Warrants are included herein insofar as Omega has the right to acquire these shares within 60 days. This information is provided pursuant to Rule 13d-3(d)(1)(i) of Regulation 13D.

(2)
Mr. Brooks has contractual voting rights with respect to these shares and serves as a director of Omega. By virtue of his position, he may be deemed to be the beneficial owner of these shares. Mr. Brooks disclaims beneficial ownership of these shares.

(3)
Omega and Mr. Brooks may be deemed to be “parents” and “promoters” of our company, within the meaning of such terms under the Securities Act of 1933, as amended. There are no other “promoters” of our Company. See Note (2) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not currently have any formal written policies or procedures for the review, approval, or ratification of any related party transaction, although we intend to adopt a related party transaction policy in the future.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our director, officers, stockholders or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

We are substantially dependent on the financial support of Omega Financial, Inc. They have provided us with an unsecured line of credit in the amount of $30,000. We have utilized $9,368 of this loan. This loan is provided to us at interest rate of 4% per annum. The loan will mature 24 months from the date on which the Loan Agreement was executed, August 16, 2008. Because we are a startup business with minimal assets, we believe that the Company could not have obtained an unsecured loan in the amount of $30,000 from an unaffiliated party or, if obtained, the interest rate would have been significantly greater than 4%. Therefore, the terms and conditions of the line of credit are deemed to be significantly more favorable to us that we could have obtained from an unaffiliated party if at all.

Any arrangements between Omega and us will not be at arm’s length. They are our majority stockholder and an affiliate, owning 87.1% of our outstanding shares. We share a common director. Accordingly, any transaction between Omega and us may present a conflict of interest. We have not adopted formal policies and procedures for the resolution of conflicts of interest. We cannot assure you that any conflict of interests would be resolved in our favor.

Our director and officer has provided us with an office suite of approximately 300 square feet, on a month-to-month basis, at no cost. This facility includes shared office space, general administrative services, technological services and secretarial support, and utilities. There is no written agreement evidencing this arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Thomas J. Harris, CPA , independent registered accounting firm, served as our auditor. The following table presents fees for professional audit services rendered by Mr. Harris for the audit and review of the Company’s annual financial statements and other audit related services for the year ended September 30, 2009:

Fiscal Year Ended Sept. 30, 2009

Audit Fees	$4,500
Audit-Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$4,500

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with engagement for those fiscal years.  This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent auditors that are reasonable related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees."  The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent auditors for tax compliance and tax advice.  The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Policy on Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with the policies of the SEC pertaining to auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, our Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of the following four categories of services to the Board of Directors for approval.

1.  Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.  Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.  Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.  Other Fees are those associated with services not captured in the other categories.

Prior to engagement, the Board of Directors pre-approves these services by category of service. The fees are budgeted and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor.

Our Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form S-1 filed on November 18, 2008 (File No. 333-155432)	3.1	Articles of Incorporation*

Incorporated by reference to Form S-1 filed on November 18, 2008 (File No. 333-155432)	3.2	By-Laws*

Filed herewith	31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Filed herewith	31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Filed herewith	32.3	Section 1350 Certifications

* Incorporated by reference to S-1 filed on November 18, 2008.

SIGNATURES

In accordance with Section 13 or 15 of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Charter Corporate Services, Inc.,

Dated: February 26, 2010	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, President and Principal Executive Officer

Dated: February 26, 2010	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, Chief Executive Officer, Principal Accounting Officer and Secretary

In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Dated: February 26, 2010	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, President and Principal Executive Officer

Dated: February 26, 2010	By:	/s/ Patrick C. Brooks
Patrick C. Brooks Director, Chief Executive Officer, Principal Accounting Officer and Secretary